Form 10-K
period 2017-12-31
Wells Fargo Commercial Mortgage Trust 2015-NXS4
filed 2018-03-21
CIK 1656681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Argentic Real Estate Finance LLC

(exact name of the sponsor as specified in its charter)

(formerly known as Silverpeak Real Estate Finance LLC)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧  (Do not check if a smaller reporting company)                            Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                             ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes ☐ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association as certificate administrator and as custodian.

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”) in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). In September 2017, Royal Park Investments SA/NV (“Royal Park”), one of the plaintiffs in the District Court cases against Wells Fargo Bank, filed a putative class action complaint relating to two trusts seeking declaratory and injunctive relief and money damages based on Wells Fargo Bank’s indemnification from trust funds for legal fees and expenses Wells Fargo Bank incurs or has incurred in defending the District Court case filed by Royal Park. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

35.5         Rialto Capital Advisors, LLC, as Special Servicer of the Keurig Green Mountain Mortgage Loan (see Exhibit 35.2)

35.6         Wells Fargo Bank, National Association, as Certificate Administrator of the Keurig Green Mountain Mortgage Loan (see Exhibit 35.3)

35.7         Wells Fargo Bank, National Association, as Primary Servicer of the One Court Square Mortgage Loan

35.8         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the One Court Square Mortgage Loan

35.9         Wells Fargo Bank, National Association, as Certificate Administrator of the One Court Square Mortgage Loan (see Exhibit 35.3)

35.10       Wells Fargo Bank, National Association, as Primary Servicer of the Yosemite Resorts Mortgage Loan (see Exhibit 35.7)

35.11       LNR Partners, LLC, as Special Servicer of the Yosemite Resorts Mortgage Loan (Omitted. See Explanatory Notes.)

35.12       Wells Fargo Bank, National Association, as Certificate Administrator of the Yosemite Resorts Mortgage Loan (see Exhibit 35.3)

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the CityPlace I Mortgage Loan

35.14       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the CityPlace I Mortgage Loan (see Exhibit 35.8)

35.15       Wells Fargo Bank, National Association, as Certificate Administrator of the CityPlace I Mortgage Loan (see Exhibit 35.3)

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

Date: March 21, 2018

Exhibit Index

Exhibit No

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

35.5         Rialto Capital Advisors, LLC, as Special Servicer of the Keurig Green Mountain Mortgage Loan (see Exhibit 35.2)

35.6         Wells Fargo Bank, National Association, as Certificate Administrator of the Keurig Green Mountain Mortgage Loan (see Exhibit 35.3)

35.7         Wells Fargo Bank, National Association, as Primary Servicer of the One Court Square Mortgage Loan

35.8         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the One Court Square Mortgage Loan

35.9         Wells Fargo Bank, National Association, as Certificate Administrator of the One Court Square Mortgage Loan (see Exhibit 35.3)

35.10       Wells Fargo Bank, National Association, as Primary Servicer of the Yosemite Resorts Mortgage Loan (see Exhibit 35.7)

35.11       LNR Partners, LLC, as Special Servicer of the Yosemite Resorts Mortgage Loan (Omitted. See Explanatory Notes.)

35.12       Wells Fargo Bank, National Association, as Certificate Administrator of the Yosemite Resorts Mortgage Loan (see Exhibit 35.3)

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the CityPlace I Mortgage Loan

35.14       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the CityPlace I Mortgage Loan (see Exhibit 35.8)

35.15       Wells Fargo Bank, National Association, as Certificate Administrator of the CityPlace I Mortgage Loan (see Exhibit 35.3)

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