Form 10-K
period 2021-12-31
Wells Fargo Commercial Mortgage Trust 2015-NXS4
filed 2022-03-15
CIK 1656681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Not applicable.

EXPLANATORY NOTES

The Keurig Green Mountain Mortgage Loan, previously an asset of the issuing entity, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Yosemite Resorts Mortgage Loan, which constituted approximately 2.4% of the asset pool of the issuing entity as of its cut-off date.  The Yosemite Resorts Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes one other pari passu loan, which is not an asset of the issuing entity. A pari passu portion of the loan combination was securitized in the Wells Fargo Commercial Mortgage Trust 2015-NXS3 transaction, Commission File Number 333-195164-14 (the “WFCMT 2015-NXS3 Transaction”). This loan combination, including the Yosemite Resorts Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the WFCMT 2015-NXS3 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K. The One Court Square Mortgage Loan, previously an asset of the issuing entity being serviced under the pooling and servicing agreement for the WFCMT 2015-NXS3 Transaction, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

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

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the CityPlace I Mortgage Loan and the Yosemite Resorts Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the CityPlace I Mortgage Loan and the Yosemite Resorts Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Pentalpha Surveillance LLC is the trust advisor of the mortgage loans serviced under the Pooling and Servicing Agreement and the Yosemite Resorts Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the Yosemite Resorts Mortgage Loan and the CityPlace I Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the WFCMT 2015-NXS3 Transaction and the pooling and servicing agreement for the WFCMT 2015-C31 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of  the mortgage loans serviced under the Pooling and Servicing Agreement, the Yosemite Resorts Mortgage Loan and the CityPlace I Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the Yosemite Resorts Mortgage Loan and the CityPlace I Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria, accountants’ attestation report and servicer compliance statement from Computershare Trust Company, National Association (“CTCNA”).  CTCNA was engaged by Wells Fargo Bank, National Association (“Wells Fargo”), in its capacity as certificate administrator and custodian, to perform certain specified servicing functions identified in the assessment of compliance with applicable servicing criteria and accountants’ attestation reports.  Wells Fargo engaged CTCNA in connection with the sale of Wells Fargo’s corporate trust services business to CTCNA and its affiliates.  Further, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this party is a “servicer” for the purposes of Item 1123 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Yosemite Resorts Mortgage Loan and the CityPlace I Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Yosemite Resorts Mortgage Loan and the CityPlace I Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Midland Loan Services, a Division of PNC Bank, National Association as special servicer of the CityPlace I Mortgage Loan, LNR Partners, LLC as special servicer of the Yosemite Resorts Mortgage Loan and Trimont Real Estate Advisors, LLC as trust advisor of the CityPlace I Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Midland Loan Services, a Division of PNC Bank, National Association as special servicer of the CityPlace I Mortgage Loan LNR Partners and LLC as special servicer of the Yosemite Resorts Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Yosemite Resorts Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the WFCMT 2015-NXS3 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule III to the pooling and servicing agreement for the WFCMT 2015-NXS3 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the WFCMT 2015-NXS3 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

33.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4         Wells Fargo Bank, National Association, as Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Pentalpha Surveillance LLC, as Trust Advisor

33.7         CoreLogic Solutions, LLC, as Servicing Function Participant

33.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

33.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

33.10       Wells Fargo Bank, National Association, as Primary Servicer of the Yosemite Resorts Mortgage Loan (see Exhibit 33.1)

33.11       LNR Partners, LLC, as Special Servicer of the Yosemite Resorts Mortgage Loan (Omitted. See Explanatory Notes.)

33.12       Wilmington Trust, National Association, as Trustee of the Yosemite Resorts Mortgage Loan (Omitted. See Explanatory Notes.)

33.13       Wells Fargo Bank, National Association, as Custodian of the Yosemite Resorts Mortgage Loan (see Exhibit 33.5)

33.14       Pentalpha Surveillance LLC, as Trust Advisor of the Yosemite Resorts Mortgage Loan (see Exhibit 33.6)

33.15       CoreLogic Solutions, LLC, as Servicing Function Participant of the Yosemite Resorts Mortgage Loan (see Exhibit 33.7)

33.16       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.17       Wells Fargo Bank, National Association, as Primary Servicer of the CityPlace I Mortgage Loan (see Exhibit 33.1)

33.18       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the CityPlace I Mortgage Loan (Omitted. See Explanatory Notes.)

33.19       Wilmington Trust, National Association, as Trustee of the CityPlace I Mortgage Loan (Omitted. See Explanatory Notes.)

33.20       Wells Fargo Bank, National Association, as Custodian of the CityPlace I Mortgage Loan (see Exhibit 33.5)

33.21       Trimont Real Estate Advisors, LLC, as Trust Advisor of the CityPlace I Mortgage Loan (Omitted. See Explanatory Notes.)

33.22       CoreLogic Solutions, LLC, as Servicing Function Participant of the CityPlace I Mortgage Loan (see Exhibit 33.7)

33.23       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

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

34.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4         Wells Fargo Bank, National Association, as Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Pentalpha Surveillance LLC, as Trust Advisor

34.7         CoreLogic Solutions, LLC, as Servicing Function Participant

34.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

34.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

34.10       Wells Fargo Bank, National Association, as Primary Servicer of the Yosemite Resorts Mortgage Loan (see Exhibit 34.1)

34.11       LNR Partners, LLC, as Special Servicer of the Yosemite Resorts Mortgage Loan (Omitted. See Explanatory Notes.)

34.12       Wilmington Trust, National Association, as Trustee of the Yosemite Resorts Mortgage Loan (Omitted. See Explanatory Notes.)

34.13       Wells Fargo Bank, National Association, as Custodian of the Yosemite Resorts Mortgage Loan (see Exhibit 34.5)

34.14       Pentalpha Surveillance LLC, as Trust Advisor of the Yosemite Resorts Mortgage Loan (see Exhibit 34.6)

34.15       CoreLogic Solutions, LLC, as Servicing Function Participant of the Yosemite Resorts Mortgage Loan (see Exhibit 34.7)

34.16       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.17       Wells Fargo Bank, National Association, as Primary Servicer of the CityPlace I Mortgage Loan (see Exhibit 34.1)

34.18       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the CityPlace I Mortgage Loan (Omitted. See Explanatory Notes.)

34.19       Wilmington Trust, National Association, as Trustee of the CityPlace I Mortgage Loan (Omitted. See Explanatory Notes.)

34.20       Wells Fargo Bank, National Association, as Custodian of the CityPlace I Mortgage Loan (see Exhibit 34.5)

34.21       Trimont Real Estate Advisors, LLC, as Trust Advisor of the CityPlace I Mortgage Loan (Omitted. See Explanatory Notes.)

34.22       CoreLogic Solutions, LLC, as Servicing Function Participant of the CityPlace I Mortgage Loan (see Exhibit 34.7)

34.23       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         Rialto Capital Advisors, LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

35.5         Wells Fargo Bank, National Association, as Primary Servicer of the Yosemite Resorts Mortgage Loan (see Exhibit 35.1)

35.6         LNR Partners, LLC, as Special Servicer of the Yosemite Resorts Mortgage Loan (Omitted. See Explanatory Notes.)

35.7         Wells Fargo Bank, National Association, as Primary Servicer of the CityPlace I Mortgage Loan (see Exhibit 35.1)

35.8         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the CityPlace I Mortgage Loan (Omitted. See Explanatory Notes.)

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

99.4         Agreement Between Note Holders, dated as of September 10, 2015, by and between Wells Fargo Bank, National Association, as Initial Note A-1 Holder, and Wells Fargo Bank, National Association, as Initial Note A-2 Holder (filed as Exhibit 99.8 to the registrant’s Current Report on Form 8-K filed on December 9, 2015 under Commission File No. 333-195164-16 and incorporated by reference herein).

99.5         Co-Lender Agreement, dated as of October 13, 2015, between Natixis Real Estate Capital LLC, as Note A-1 Holder, and Natixis Real Estate Capital LLC, as Note A-2 Holder (filed as Exhibit 99.9 to the registrant’s Current Report on Form 8-K filed on December 9, 2015 under Commission File No. 333-195164-16 and incorporated by reference herein).

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

Date: March 15, 2022